Form 10-K
period 2003-12-31
MERRILL LYNCH MORT INV INC MORT LN AST BCK CTS SER 2003-BC1
filed 2004-03-30
CIK 1225011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange Act of  1934   for   the fiscal year ended  December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-103927-02

                      MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3416059
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

World Financial Center North Tower
250 Vesy Street, 10th Floor
New York, New York                                             10281-1310
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)449-1000


                 MERRILL LYNCH MORTGAGE INVESTORS, INC.
        SPECIALTY UNDERWRITING AND RESIDENTIAL FINANCE TRUST
        MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-BC1
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]


Documents incorporated by reference:  None

MERRILL LYNCH MORTGAGE  INVESTORS,  INC.
SPECIALTY  UNDERWRITING AND RESIDENTIAL FINANCE TRUST
MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-BC1
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 17.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.



PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

      Current Reports on Form 8-K, dated October 27, 2003, November 25, 2003, and December 26, 2003, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 and Item 7.

(c)  Exhibits to this report.

   Annual  Servicer's  Statement of  Compliance,  filed as Exhibit 99.1, hereto.

   Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 hereto.

   Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.3 hereto.

(d) Not applicable.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

MERRILL LYNCH MORTGAGE  INVESTORS,  INC.
SPECIALTY  UNDERWRITING AND RESIDENTIAL FINANCE TRUST
MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-BC1
--------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERRILL LYNCH MORTGAGE  INVESTORS,  INC.




Date:  March 30, 2004            By: /s/ Matthew Whalen
                                    -----------------------------
                               Name:  Matthew Whalen
                              Title:  President

                                CERTIFICATION

         Re:      Merrill Lynch Mortgage Investors, Inc.
                  Specialty Underwriting and Residential Finance Trust Mortgage Loan Asset-Backed Certificates, Series 2003-BC1

                  I, Matthew Whalen, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Mortgage Loan Asset-Backed Certificates, Series 2003-BC1 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by each Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Litton Loan Servicing L.P., as servicer, and JPMorgan Chase Bank, as trustee.

Dated:  March 30, 2004



By: /s/ Matthew Whalen
    -------------------------------------
Name:   Matthew Whalen
Title:  President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit  Description

 99.1    Servicer's Annual Statement of Compliance
 99.2    Report of Management as to Compliance with Minimum Servicing Standards
 99.3    Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

LITTON LOAN SERVICING, LP
an affiliate of C-BASS

4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830
-------------------------------------------------------------------------------

February 20, 2004

Diane Wallace
JPMorgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004-2477

RE: SURF 2003-BC1,  Specialty  Underwriting and Residential  Finance Trust,
    Mortgage Loan Asset-Backed Certificates

To Whom It May Concern:

     The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2003.

Sincerely,


/s/ Janice McClure                            /s/  Ann Kelley
-----------------------------------------    --------------------------------
Janice McClure                                  Ann Kelley
Senior Vice President                           Secretary

EXHIBIT 99.2 - Report of Management as to
               Compliance with Minimum Servicing Standards

LITTON LOAN SERVICING, LP
an affiliate of C-BASS

4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830
-------------------------------------------------------------------------------

February 20, 2004

Deloitte & Touche
333 Clay, Suite 2300
Houston, Texas 77002

     As of and for the period ended December 31, 2003, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $20,000,000.


/s/ Larry B. Litton, Sr.
-----------------------------------------
Larry B. Litton, Sr., President & CEO


/s/ Janice McClure
------------------------------------------
Janice McClure, Senior Vice President

EXHIBIT 99.3 -  Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002-4196
USA
Tel +1 713 982 2000
Fax +1 713 982 2001
www.deloitte.com

-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

Partners of Litton Loan Servicing LP

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
---------------------------------------------

February 20, 2004